Form 10QSB
period 1999-09-30
CLARION INTERNET INC
filed 1999-11-15
CIK 1083962

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                             FORM 10-QSB

(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended September 30, 1999



     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition
          period from         to


                     Commission File No. 000-26605

                        CLARION INTERNET, INC.
----------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                              33-0860027
(State or other Jurisdiction                              (IRS Employer
of Incorporation or Organization)                  Identification No.)


44489 Town Center Way, Suite D487, Palm Desert, California       92260
(Address of Principal Executive Offices)                    (Zip Code)


Issuer's Telephone Number                               (760) 342-8040



     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes X   No


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
     PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by court.

            Yes     No


     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 3,000,000 shares as of November 12, 1999.

         TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited):

          Balance Sheet as of September 30, 1999

          Statement of Operations for the quarter ended
          September 30, 1999

          Statements of Cash Flows for the quarter ended
          September 30, 1999

Item 2.   Managements Discussion and Analysis or Plan of Operation


Part II.  Other Information
--------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                                PART I


     ITEM 1.   FINANCIAL STATEMENTS



                           DEMIAN & COMPANY
                     Certified Public Accountants

60 Walnut Avenue   Suite 100                     Office  (732) 382-5888
Clark, New Jersey 07066                           Fax No (732) 815-7810



To the Stockholder
Clarion Internet, Inc.



I have compiled the balance sheet of Clarion Internet, Inc., as of September 30, 1999, and the related statement of income and retained earnings for the three month ended September 30, 1999, in accordance with Statement on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principles. If the omitted disclosures and statement of cash flows were included in the financial statements, they might influence the users' conclusions about the Company's financial position, results of operations and cash flows. Accordingly, these financial statements are not designed for those who are not informed about these matters.



/s/ Peter Demain
Peter Demian, CPA
Demian & Company, P.C.
November 4, 1999

                        CLARION INTERNET, INC.
                             Balance Sheet
                          September 30, 1999



                                ASSETS

                                          September 30
                                             1999

CURRENT ASSETS:
  Cash                                   $  17,887
                                         ----------

    TOTAL CURRENT ASSETS                 $  17,887
                                         ----------

OTHER ASSETS:                            $    0
                                         ----------

    TOTAL OTHER ASSETS                   $    0
                                         ----------

    TOTAL ASSETS                         $  17,887
                                         ==========



                 See Accountant's Compilation Report

                        CLARION INTERNET, INC.
                             Balance Sheet
                          September 30, 1999


                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                         September
                                           1999

CURRENT LIABILITIES:

  Accounts Payable                      $   0

  Salaries Payable                      $ 1,000

     TOTAL CURRENT LIABILITIES          $ 1,000
                                        -------


                         STOCKHOLDERS' EQUITY


Common stock, $.0001 par value
Authorized 100,000,000 shares
Issued and Outstanding
  1,500,000 shares                      $   150

  Additional Paid-In Capital            $24,900

  Deficit Accumulated during
  Development stage                     $(8,163)

Total Stockholders' Equity              $16,887
                                        -------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $17,887
                                        =======



                 See Accountant's Compilation Report


                        CLARION INTERNET, INC.
                        Statement of Operations
               For three months ended September 30, 1999



                                        July 1,1999 to
                                        September 30, 1999


REVENUE:

  Revenue from operations               $  0
                                        -------


Total Revenue                           $  0
                                        -------


EXPENSES:

  Accounting Fees                       $  100

  Rent                                     600

  Office Expense                            65

  Telephone                                279
                                        -------

Total Expenses                          $1,044
                                        -------

Net Income (loss)                      ($1,044)
                                        =======


                  See Accountant's Compilation Report

                        CLARION INTERNET, INC.
                       Statements of Cash Flows
               For three months ended September 30, 1999



                                   For Period of
                                   June 30, 1999 to
                                   September 30, 1999
                                   ______________


CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                           $ (1,044)
Adjustments to reconcile
Net loss to net cash
Provided by operating
Activities.
Common stock issued for
Services                           $  0
                                   ---------

Changes in assets and
Liabilities:
  Increase in current
  Assets
  Increase in current
  liabilities                      $  0

Net cash used in
Operating activities               $  0
Cash Flows from
Investing Activities               $  0
Cash Flows from
Financing Activities
Issuance of common
Stock for cash                     $  0
                                   ---------
Net increase (decrease)
in cash                            $  0
Cash,
Beginning of period                $ 18,931
                                   ---------
Cash,
End of period                      $ 17,887
                                   =========

                 See Accountant's Compilation Report
                                Page 6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION.

     (a) Plan of Operation.

     During the third quarter of 1999, the Company had no revenue from operations. At the beginning of the period, the Company had cash on hand of $18,931. At the end of the same period, the Company's cash on hand was $17,887, reflecting a net loss of $1,044. The Company's net loss resulted from expenses for accounting fees, rent, office expense and telephone. As a result, the Company's Deficit Accumulated During Development Stage increased from $7,119 o $8,163, during the third quarter of 1999.

     Management intends to continue its general operational strategy by soliciting customers from the greater Coachella Valley area of the Inland Basin/Palm Springs regions of California, a region currently under-serviced for purposes of Internet and electronic commerce applications. This will be accomplished through print media advertisement and by word-of-mouth through existing contacts of the two employed personnel.

     The Company has already solicited clients for listing on its DesertYellowPages.com website, and has received tentative commitments from some of these businesses to list. The commitments are in the form of agreements to pay the proposed fees charged, with a first month's fee assessed upon sign-up, in addition to a one-time, associated charge for preparation and setup of the website listing. The Company has chosen not to collect these charges until the product is prepared and delivered to the customer, at which time the pre-agreed fees are due and payable, and the customer's information will be displayed on the website. None of these customers have been asked to pay as of September 30, 1999, because the site had not been formalized for purposes of displaying actual customer listings. Once DesertYellowPages.com is completed and prepared for commercial use, then these customers will constitute the initial listing resource and will provide immediate income for the Company. This will aid the Company in meeting its revenue goals, and will establish a cadre of satisfied customers, who should in turn refer clients to the site.

     Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand to meet its anticipated needs for working capital, capital expenditures and business expansion for the next six months of operations, before any revenues are obtained. Should the business expand, and if the needs of the clientele require further equipment support, the Company will need to raise additional capital. Shirley Bethurum, the Secretary and a director of the Company, has committed to interest-free (if converted into common stock of the Company) advances of the Company's operating costs, until such time as the Company can generate sufficient revenues and/or an alternate source of funding is secured.


                                PART II

     ITEM 1.   LEGAL PROCEEDINGS

     To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its officers or directors. None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.


     ITEM 2.   CHANGES IN SECURITIES

     None.


     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


     ITEM 5.   OTHER INFORMATION

     On October 25, 1999, the Company filed a Certificate of Amendment of its Articles of Incorporation with the Secretary of State of Nevada declaring a two-for-one forward stock split to be effective as of October 30, 1999. The Certificate of Amendment was filed pursuant to a Board Resolution adopted on October 20, 1999, whereby a majority of the directors and shareholders voted in favor of the proposed Amendment.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None.



                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CLARION INTERNET, INC.


Date:  November 12, 1999      By:  /s/ Matthew Blansett
                                       Matthew Blansett
                                       President, Chairman


Date:  November 12, 1999      By:  /s/ Shirley Bethurum
                                       Shirley Bethurum
                                       Secretary, Director