Form 10KSB
period 1999-12-31
CLARION INTERNET INC
filed 2000-03-31
CIK 1083962

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB


     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1999.

     [ ]  Transition report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the transition period from _________ to _________.


                  Commission File No. 000-26605


                      CLARION INTERNET, INC.
        -------------------------------------------------
          (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                          33-0860027
(State or other Jurisdiction                          (IRS Employer
of Incorporation or Organization)               Identification No.)


 44489 Town Center Way, Suite D487, Palm Desert, California 92260
             (Address of Principal Executive Offices)


                          (760) 342-8040
                   (Issuer's Telephone Number)



  Securities registered under Section 12(b) of the Exchange Act:

                                   Name of Each Exchange
     Title of Each Class           on Which Registered



  Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock
                    -------------------------
                         (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]     NO   [ ]

     Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ending December 31, 1999 were $ -0-.

     As of the date of this filing, the Company had approximately
5,000,000 shares of Common Stock issued and outstanding.



                      CLARION INTERNET, INC.
                           FORM  10-KSB

           for the fiscal year ended December 31, 1999

                        TABLE OF CONTENTS

Part I

Item 1.   Description of Business

Item 2    Description of Property

Item 3    Legal Proceedings

Item 4    Submission of Matters to a Vote of
          Security Holders

Part II

Item 5    Market for the Company's Common Equity and
          Related Stockholder Matters

Item 6    Management's Discussion and Analysis and
          Plan of Operation

Item 7    Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
          16(a) of the Exchange Act

Item 10   Executive Compensation

Item 11   Security Ownership of Certain Beneficial
          Owners and Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K

          SIGNATURES


                              PART I

Item 1.   Description of Business.

     (a) Business Development and Organizational Activities. Clarion Internet, Inc. ("Clarion" or the "Company"), was incorporated in the State of Nevada on January 9, 1999. The Company is in its development stage, organizing and preparing to offer an easily-accessible, high exposure Internet presence to small and growing businesses through its electronic Internet directory website located at "www.DesertYellowPages.com". Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be assessed in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet.

     Such risks include, without limitation, the lack of broad acceptance of the company's products and services on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant e-Commerce-based revenues from Internet customers, the Company's inability to anticipate and adapt to a developing market, the failure of the Company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the Company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction and development of different or more extensive Internet directories by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its website, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

     (b) Business of Issuer.

     Industry Background

     Global commerce and the online exchange of information is new and evolving, and it is difficult to predict with any assurance whether the Web will prove to be a viable commercial marketplace in the long term. The Web has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the Web will not be adversely affected.

     Industry estimates indicate, according to a Myers Group study, that spending on Internet advertising in the United States will grow from $2 billion in 1999 to $32 billion in 2005. According to a report by Forrester Research, money spent worldwide for Internet advertising will reach $33 billion. The Internet has become a compelling advertising vehicle that provides advertisers with targeting tools not available from traditional advertising media. Research by Jupiter Communications predicts that by 2003, the amount of money spent on online advertising will exceed that spent in some traditional media. The interactive nature of the Internet and the development of "click-through" advertising banners and other feedback tools enable advertisers to measure impression levels, establish a dialogue with users and receive "real-time" direct feedback from their target markets.

     Such feedback provides advertisers with an effective means to measure the attractiveness of their offerings among targeted audiences and make modifications to their advertising campaigns on short notice. Community sites are generally able to provide advertisers significantly more information regarding consumers than other websites because they collect detailed demographic data and facilitate the development of user-created affinity groups. The ability to target advertisements to broad audiences, specific regional populations, affinity groups or individuals makes community website advertising a highly versatile and effective tool for delivering customized and cost-effective messages. One indicator of the Internet's popularity as an advertising medium is the growing number and diversity of Internet advertisers.

     Most early Internet advertisers were technology and Internet-related companies. Today, a growing number of Internet advertisers consist of traditional, consumer product and service companies. The diverse audience of users accessing community sites has made such sites especially attractive to consumer product and service companies advertising on the Internet. The Company believes that this trend should continue, and that a wide variety of companies outside the technology and Internet industries, such as financial services, consumer goods, automotive and pharmaceutical companies, are or will be increasingly using the Internet, and Internet directory sites in particular, to advertise.

     The Internet allows marketers to collect meaningful demographic information and feedback from consumers, and to rapidly respond to this information with new messages. This offers a significant new opportunity for businesses to increase the effectiveness of their direct marketing campaigns. In traditional media, a significant portion of all advertising budgets is spent on direct marketing because of its effectiveness. However, the effectiveness of direct marketing campaigns is dependent upon the quality of consumer data used to develop and place complementary products or services. If and as facilities are developed and the Web becomes a viable commercial marketplace in the long term, the Company might be required to incur substantial expenditures in order to adapt its services to changing Web technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     DesertYellowPages.com

     The Company's business is in developing a single point of contact, one-stop operation for the creation of an Internet presence. The Company will target, in particular, those existing, not-on-line "legacy" companies, i.e., companies having older equipment or no web presence. Such businesses are often aware of the Internet but do not have an understanding of how to apply and use the Internet as a business tool. Clarion Internet is in the development stage of offering a desert Internet directory of Coachella Valley businesses. The Company's website, which is under development and not yet functional, will provide listings of local businesses in an electronic Internet "yellow pages"-type directory, allowing them to showcase their products and services, provide contact information and, if desired, links to additional web pages, designed and/or hosted by Clarion for an additional fee. This means that business owners will be able to come to a single source, Clarion, to receive all the help necessary to advertise and provide exposure for their business, and, if desired, to build and maintain a company website.

     Clarion will contract with a client company to prepare that company's business information for presentation in an electronic format, design a website and various web pages, determine and create appropriate search response requests and information delivery mechanisms, create site visitor information analysis algorithms, provide data storage and retrieval, as necessary, create links to existing portals and "bannering" based upon the client's desire to pay for commercial advertising, update the client's information on a real-time basis, and provide liaison or direct service through affiliated Internet Service Providers. Such services will be performed by, or under the supervision of, Mr. Matt Blansett, the Company's president, who is an expert and instructor of Internet website design. The use of independent contractors may or may not be necessary depending upon the breadth, scope and detail of the websites required by the Company's clients, as well as volume of the Company's business. Furthermore, as the Company is not an Internet Service Provider ("ISP"), it is presently in discussions with GTE, Internet Technology Institute and Starhost as potential ISP and web hosting service providers.

     Initially, most of the Company's new business will derive from direct sales, from referrals and from print advertising in local publications such as the Desert Sun, Palm Springs Magazine and the White Pages. The Company's marketing strategy will include door-to-door sales and introductions, whereby a representative of Clarion will go directly to the prospective client's business. As many of the Company's target business clients do not presently have any web presence, the ease of acquiring such a web presence by listing with Clarion's "Desert Yellow Pages" should generate interest from business owners who wish to advertise on the Internet.

     The Company's expansion strategy will also include attending business functions, often sponsored by local organizations such as the Desert Chamber of Commerce, the Greater Palm Springs Convention and Visitors Bureau, the Rotary, the Riverside Economic Development Department and other such associations, where many of the local business owners gather to discuss business and to solicit sales and referrals.

     Although the Internet industry is extremely competitive, there are few local Internet-related service providers in the Coachella Valley, where the Company is located, and still fewer providers geared towards small and expanding businesses. There are currently only three local Internet Service Providers in the Company's general vicinity and approximately one dozen web design firms. Clarion Internet is in the process of developing a "Desert Yellow Pages" to be available on the Internet. This listing service will be presented in a electronic Internet "yellow pages"-type directory allowing businesses to list their services and products and contact information, as well as links to other hosted web pages for their particular business. No such service is currently provided in the Company's locale, and as such, the Company's potential for expansion is great. The Company has already contacted several businesses and received commitments for listing on the Company's Internet "Desert Yellow Pages".

     Government Regulation.

     Although the law relating to the liability of online companies is currently unsettled, the Company does not presently anticipate the need for any governmental approval for its products or services. It is possible that claims could be made against online e-Commerce companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their website. If government regulation becomes a factor and approval of the Company's products and/or services becomes necessary at some point in the future, the Company will seek such approval at the appropriate time.

     Employees.

     As of the date of this filing, the Company has one part-time employee, its President, Secretary and Chairman, Matthew Blansett. The Company is also presently in discussions with potential employees for commission-based sales positions, with marketing companies to assist with the design and production of Company brochures and sales material, with Internet providers to optimize web technology and with individuals to assist in website design.
As projects are undertaken, the Company intends to hire independent contractors to staff projects, as and if necessary.

     (i) The Company's performance is substantially dependent on the performance of its President, Matthew Blansett. In particular, the Company's success depends on his ability to develop, design and market the Company's website.

     (ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel, if and when the need for such personnel arises.

     (iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified
technical and managerial personnel in the future.   The inability
to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

     (c) Risk Factors.

     Anticipated Losses for the Foreseeable Future.

     The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products and services, and the possibility of advertising revenues on its website. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in the Company's operating expenses are not accompanied by commensurate increases in revenues, or the Company is unable to adjust its operating expense levels accordingly, the Company may not be able to achieve or sustain profitability. Furthermore, there can be no assurances that the Company's operating losses will not increase in the future or that it can ever achieve or sustain profitability.

     Dependence on Continued Growth and Viability of the Internet.

     The Company's future success is substantially dependent upon continued growth in the use of the Internet. To generate product sales, advertising sales and e-Commerce service fees for Clarion, the Internet's recent and rapid growth must continue, and e-Commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing websites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may decline. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone to minimize the occurrence and/or risk of Internet disruptions, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

     The Internet may not be commercially viable in the long term for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or their bandwidth requirement, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and DesertYellowPages.com in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's business, results of operations and financial condition could be adversely affected.

     Dependence on Third-Party Relationships.

     The Company will be significantly dependent on a number of third-party relationships to increase traffic to DesertYellowPages.com. Although the Company's website does not require links from other websites in order to be functional and/or generate a profit. However, as such links could potentially increase traffic to the Company's website, the Company may seek to establish relationships with other website operators to provide links to the Company's DesertYellowPages.com.

     The Company does not presently have any agreements in place with any website operators that provide links to DesertYellowPages.com, and, even if the Company can establish such relationships, the other website operators may terminate the links at any time without notice to the Company. There can be no assurance that third parties will regard their relationship with the Company as important to their own respective businesses and operations.

     There can be no assurance that the Company will ever develop such relationships with third parties to supply the Company with links to their website. In particular, the elimination of a pre-installed bookmark on a Web browser that directs traffic to the Company's website could significantly reduce traffic on the Company's website, which would have a material adverse effect on the Company's business, results of operations and financial condition.

     Risk of System Failures.

     The Company's ability to facilitate trade successfully through its website and to provide high quality customer service, depends upon the efficient and uninterrupted operation of its computer and communications through its designated Internet Service Provider
(ISP). These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events. The Company does not have fully redundant systems or a formal disaster recovery plan and does not carry business interruption insurance to compensate it for losses that may occur. The Company has identified alternative providers of hosting services in the event that its ISP's services malfunction. Despite any precautions taken by, and planned to be taken by the Company, the occurrence of a natural disaster or other unanticipated problems with its ISP could result in interruptions in the services provided by the Company.

     In addition, the failure by the ISP to provide the data communications capacity required by the Company, as a result of human error, natural disasters or other operational disruption, could result in interruptions in the Company's service. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of, the Company's service, which could detrimentally affect the Company's business, results of operations and financial condition. In the case of frequent or persistent system failures, the Company's reputation and name brand could also be adversely affected. Although the Company has implemented certain network security measures, the Company and its ISP are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer postings and transactions. In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to eliminate this risk completely. The occurrence of any or all of these events could have a long-term negative impact on the Company's business, results of operations and financial condition.

     Competition.

     The market for Internet business directories is relatively new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially-available software. The Company potentially competes with a number of other companies marketing similar business directories over the Internet. Competitive pressures created by any of the Company's competitors, could damage the Company's business, results of operations and financial condition. The Company believes that the principal competitive factors in its market are volume and selection of business listings, population of Internet users, community cohesion and interaction, customer service, reliability of delivery and payment by users, brand recognition, website convenience and accessibility, price, quality of search tools and system reliability. Some of the Company's potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than the Company. In addition, other online directory listing services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases.

     Therefore, certain of the Company's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than the Company or may try to attract traffic by offering services for free. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's brand recognition. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition.
New technologies and the expansion of existing technologies may increase the competitive pressures on the Company by enabling the Company's competitors to offer a lower-cost service. Certain Web-based applications that direct Internet traffic to certain websites may channel users to directory services that compete with the Company. Although the Company plans to establish arrangements with online services and search engine companies, there can be no assurance that these arrangements will ever be established or renewed on commercially reasonable terms or that they will otherwise bring traffic to the Company's website. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company substantial fees for inclusion. Any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

     Potential Fluctuations in Operating Results; Quarterly
Fluctuations.

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control, including but not limited to system and operational vulnerability to damage or interruption due to earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events, as well as changes in the competitive environment. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing (e.g., increase/reduction in rates for DesertYellowPages.com listings and/or services), marketing decisions (e.g., increase/reduction in advertising) or acquisitions (e.g., acquisition of competitors) that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition. In particular, in order to accelerate the promotion of Clarion, the Company intends to market its website, which may have a negative impact on the Company's operating results for that period, especially if the marketing efforts do not yield positive results. The Company believes that it may experience seasonality in its business, with use of the Internet and Clarion's services being somewhat lower during the summer vacation and year-end holiday periods. Advertising impressions (and therefore revenues) may be expected to decline accordingly in those periods. Additionally, seasonality may significantly affect any potential advertising revenues during the first and third calendar quarters, as advertisers historically spend less during these periods.

     There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition to selling its brands, it is the Company's strategy to generate additional revenues through e-Commerce arrangements including allowing other companies to advertise on the Company's website. However, there can be no assurance that the Company will receive any meaningful revenues under these agreements in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below expectations.

     Risk Of Capacity Constraints And Systems Failures.

     A key element of the Company's strategy is to generate a volume of user traffic to its website. The Company's ability to attract customers and to achieve market acceptance of its DesertYellowPages.com product depends significantly upon the performance of the Company and its network infrastructure (including its server, hardware and software). Any system failure that causes interruption or slower response time of the Company's products and services could result in less traffic to the Company's website and, if sustained or repeated, could reduce the attractiveness of the Company's products. An increase in the volume of user traffic could strain the capacity of the Company's technical infrastructure, which could lead to slower response time or system failures, and could adversely affect the ability of potential users to access the Company's website, thereby reducing the Company's advertising revenues. In addition, as the number of Web pages on and users of DesertYellowPages.com increases, there can be no assurance that the Company and its technical infrastructure will be able to grow accordingly, and the Company faces risks related to its ability to scale up to its anticipated customer levels while maintaining superior performance. Any failure of the Company's server and networking systems to handle current or higher volumes of traffic would have a negative impact on the Company's business, results of operations and financial condition. The Company is also dependent upon third parties to provide potential users with Web browsers and Internet and online services necessary for access to its site. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system failures, including failures
unrelated to the Company's systems.   Any disruption in Internet
access provided by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's operations are dependent in part upon its ability to protect its operating systems against damage from human error, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple-site capacity in the event of any such occurrence. The Company's servers are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in interruption, which could have a detrimental effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation could be materially and adversely affected.

     Risks Associated With New Services, Features and Functions.

     There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new product or service launched by the Company that is not favorably received by consumers could damage the Company's reputation and diminish the value of its brand name. Expansion of the Company's operations in this manner would also require significant additional financial and operational resources. The lack of market acceptance of the Company's products and services could result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

     Online Commerce Security Risks.

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. The Company will rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including, if necessary, customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data.

     If any such compromise of the Company's security were to occur, it could have damage the Company's reputation and, consequently, its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations.
The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. To the extent that activities of the Company involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

     Effect of Existing or Probable Government Regulations.

     Government legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon the Company and other online providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use.

     The Company does not believe that existing regulations, most of which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition. Several States have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new legislation, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a detrimental effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible worldwide, and the Company may facilitate sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in particular states or foreign countries.

     Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.


Item 2.   Description of Property.

     The Company presently maintains its principal place of business at 44489 Town Center Way, Suite D487, Palm Desert,
California 92260, a space provided to the Company, free of charge, and space located at 44915 Golf Center Parkway, Suite 2, Indio,
California 92001.

     Management believes that this space is suitable for the Company's needs for the next twenty-four months.


Item 3.   Legal Proceedings.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

     None.



                             PART II

Item 5.   Market For Common Equity and Related Stockholder Matters.

     A.  Market Information

     The Common Stock of the Company is currently not traded on any formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. Management is presently in discussions with prospective market makers concerning the participation of such market makers in the aftermarket for the Company's securities. The Company anticipates approval for its securities to trade on the NASD Over-The-Counter Bulletin Board ("OTC BB").

     (i) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's Common Stock.

     (ii) There are currently 600,000 shares of Common Stock of the Company which are eligible to be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

     (iii) There is currently no common equity that is being or is proposed to be publicly offered by the registrant, the offering of which could have a material effect on the market price of the issuer's common equity.

     B.  Holders

     As of the date of this filing, the Company had approximately 62 shareholders of record. Seven shareholders bought common stock of the Company in a Rule 504 offering made in the State of New York under its exemption statutes, with an opening Form D being filed with the Securities and Exchange Commission on March 29, 1999. A closing Form D notice was then timely filed on April 5, 1999, closing the offering before the NASD's April 7, 1999 deadline. The shares resulting from the 504 offering were issued without restrictions as to resale. Subsequently, there have been several sales and share exchanges by the Company's shareholders. On October 25, 1999, the Company initiated a two-for-one forward stock split and adjusted the par value from $0.0001 per share to $0.00005 per share. As of the date of this filing, thirty shareholders have unrestricted stock (2,000,000 shares), and thirty-two shareholders have restricted stock (3,000,000 shares) that are subject to Rule 144 exemptions at some point in the future. Some of these restricted shares became eligible for trading beginning on January 12, 2000.

     Applicability of Low-Priced Stock Risk Disclosure
Requirements.

     The securities of the Company will be considered low-priced or "designated" securities under rules promulgated under the Exchange Act. Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any national exchanges. Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

     C.  Dividend Policy

     The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the immediate foreseeable future. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the board may deem relevant.

     D.  Reports to Shareholders

     The Company intends to furnish its shareholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law. The Company will be required to comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.

     E.  Transfer Agent and Registrar

     The Transfer Agent for the shares of common voting stock of the Company is Alexis Stock Transfer, Inc., 43725 Monteray Avenue, Suite "A", Palm Desert, California 92260.


Item 6.   Management's Discussion and Analysis or Plan of
          Operation.

     (a) Plan of Operation.

     During the fourth quarter of 1999, the Company had no revenue from operations. At the beginning of the period, the Company had cash on hand of $17,887. At the end of the same period, the Company's cash on hand was $13,779, reflecting a net loss of $4,108. The Company's net loss resulted from expenses for accounting fees, rent, office expense and telephone. As a result, the Company's Deficit Accumulated During Development Stage increased from $8,163 to $32,271, during the fourth quarter of 1999.

     Management intends to continue its general operational strategy by soliciting customers from the greater Coachella Valley area of the Inland Basin/Palm Springs regions of California, a region currently under-serviced for purposes of Internet and electronic commerce applications. This will be accomplished through print media advertisement and by word-of-mouth through existing contacts of the Company's President.

     The Company has already solicited clients for listing on its DesertYellowPages.com website, and has received tentative commitments from some of these businesses to list. The commitments are in the form of agreements to pay the proposed fees charged, with a first month's fee assessed upon sign-up, in addition to a one-time, associated charge for preparation and setup of the website listing. The Company has chosen not to collect these charges until the product is prepared and delivered to the customer, at which time the pre-agreed fees are due and payable, and the customer's information will be displayed on the website. None of these customers have been asked to pay as of December 31, 1999, because the site had not been formalized for purposes of displaying actual customer listings. Once DesertYellowPages.com is completed and prepared for commercial use, then these customers will constitute the initial listing resource and will provide immediate income for the Company. This will aid the Company in meeting its revenue goals, and will establish a cadre of satisfied customers, who should in turn refer clients to the site.

     Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand to meet its anticipated needs for working capital, capital expenditures and business expansion for the next six months of operations, before any revenues are obtained. Should the business expand, and if the needs of the clientele require further equipment support, the Company will need to raise additional capital.
Shirley Bethurum, the former Secretary of the Company, has committed to interest-free (if converted into common stock of the Company) advances of the Company's operating costs, until such time as the Company can generate sufficient revenues and/or an alternate source of funding is secured.


Item 7.   Financial Statements.


Report of Independent Auditors


We consent to the incorporation by reference in the Annual Report on Form 10-KSB of our report dated March 7, 2000 of Clarion
Internet, Inc. for the year ended December 31, 1999.




                                   Pinkham & Pinkham, P.C.
                                   Certified Public Accountants

March 7, 2000
Cranford, New Jersey

                      CLARION INTERNET, INC.

                  (A DEVELOPMENT STAGE COMPANY)

                      CLARION INTERNET, INC.

                  (A Development Stage Company)



                        TABLE OF CONTENTS



Report of Independent Auditors

Balance Sheet

Statement of Operations

Statement of Stockholders' Equity (Deficit)

Statement of Cash Flows

Notes to Financial Statements

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
Clarion Internet Inc.
44489 Town Center Way
#D487
Palm Desert, CA 92260


We have audited the accompanying Balance Sheet of Clarion Internet Inc. (a development stage company), as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the period of January 8, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarion Internet Inc. (a development stage company) as of December 31, 1999 and the results of its operations and cash flows for the period January 8, 1999 (date of Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is still in the development stage and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 7, 2000

                                   Pinkham & Pinkham, P.C.
                                   Certified Public Accountants

                      CLARION INTERNET, INC.
                  (A Development Stage Company)

                          Balance Sheet
                        December 31, 1999



                              ASSETS


Current Assets
     Cash                                         $    13,779
                                                  -----------

                                                  $    13,779
                                                  -----------



               LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
     Accounts payable                             $     1,000
                                                  -----------

Stockholders' equity
  Common stock, $.00005 par value
  Authorized 100,000,000 shares
  Issued and Outstanding
     5,000,000 shares                                     250

  Additional paid-in capital                           44,800

  Deficit accumulated during development stage        (32,271)
                                                  -----------

                                                       12,779
                                                  -----------

                                                  $    13,779
                                                  ===========


                See Notes to Financial Statements

                      CLARION INTERNET, INC.
                  (A Development Stage Company)

                     Statement of Operations
        For the Period January 8, 1999 (Date of Inception)
                       to December 31, 1999




Revenues                                          $         -



Operations
  General and administrative                           32,271
                                                  -----------

Total expenses                                         32,271
                                                  -----------

Net loss                                          $   (32,271)
                                                  ===========


Net loss per common share                         $      (.02)
                                                  ===========

Weighted average share of
  Common stock outstanding                          1,647,059
                                                  -----------



                See Notes to Financial Statements

                                  CLARION INTERNET, INC.
                               (A Development Stage Company)

                        Statement of Stockholders' Equity (Deficit)


                                                                 Deficit
                                                                 Accumulated
                                                  Additional     During
                                Common Stock      paid-in        Development
                              Shares     Amount   Capital        Stage          Total
                              -------    ------   ----------     ----------     ----------

Inception date of
January 8, 1999               500,000   $   50    $       -      $       -      $      50

Common stock
issued                      1,000,000      100       24,900              -         25,000

October 25, 1999
2 for 1 split par
value decreased from
 .0001 to .00005             1,500,000        -            -              -              -

December 15, 1999
Stock issued for services   2,000,000      100       19,900              -         20,000

Net loss                            -        -            -        (32,271)       (32,271)
                            ---------   ------    ---------      ---------      ---------
Balance,
 December 31, 1999          5,000,000   $  250    $  44,800      $ (32,271)     $  12,779



                      CLARION INTERNET, INC.
                  (A Development Stage Company)

                     Statement of Cash Flows
        For the Period January 8, 1999 (Date of Inception)
                       to December 31, 1999


Cash flows from operating activities:

  Net loss                                        $   (32,271)


  Adjustments to reconcile net loss to net cash provided by operating activities.

     Common stock issued for services                  20,000

  Changes in assets and liabilities:
     Increase in current Assets                             -

     Increase in current liabilities                    1,000
                                                  -----------

Net cash used in operating activities                 (11,271)

Cash Flows from financing Activities

  Issuance of common stock for cash                    25,050
                                                  -----------

Net increase in cash                                   13,779

Cash - beginning of period                                  -
                                                  -----------

Cash - end of period                              $    13,779
                                                  ===========


         See accompanying notes to financial statements

                      CLARION INTERNET, INC.
                  (A Development Stage Company)

                  Notes to Financial Statements


Note 1-
     History and Organization of the Company
     On January 8, 1999, Clarion Internet Inc. (the "Company") was incorporated under the laws of the State of Nevada. The
     Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.


Note 2-
     Summary of Significant Accounting Policies
     Accounting Method
     The Company records income and expenses using the accrual method of accounting.

     Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents
     For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

     Adoption of Statement of Accounting Standard No. 123
     In 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.
     The difference between the fair value method of SFAS-123 and APB 25 is immaterial.

     Adoption of Statement of Accounting Standard No. 128
     In February 1997, the Financial Accounting Standards Board
     (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share
     (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement requires restatement of all prior-period EPS data presented.

     As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share.

     Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

     The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended December 31, 1999. For the year ended December 31, 1999, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share.

     Fair Value of Financial Instruments
     The carrying amount of the Company's financial instruments, which principally include cash, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

     Income Taxes
     Based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers, most of this loss carryover may not be available to the Company.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective July 1993. SFAS No.109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

     Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, (SFAS # 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

     Organization Costs
     Costs incurred to organize the Company will be expensed as incurred.


Note 3 -
     Income Taxes
     There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in the state of the Company's domicile and operations, Nevada. The Company's total deferred tax asset as of December 31, 1999 is as follows:

          Net operating loss carry forward        $ 12,271
          Federal tax rate                             15%
                                                  --------
          Deferred tax asset                         1,841
          Valuation allowance                       (1,841)
                                                  --------
               Net deferred tax asset             $      -
                                                  ========

     The federal net operating loss carry forward will expire in various amounts from 2016 to 2017. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount. There is no State tax asset as Nevada has no Corporate state income tax.


Note 4-
     Shareholders' Equity
     Common Stock
     As of January 8, 1999, Clarion Internet, Inc. authorized
     100,000,000 shares of common stock with a $0.0001 par value.
     500,000 of these shares were issued to the company's officers.

     On March 29, 1999, Clarion Internet, Inc. had a limited offering of 1,000,000 shares for $.025 per share and raised $ 25,000.

     Total shares issued and outstanding are 1,500,000 as of report date.

     On October 25, 1999 the company initiated a 2 for one stock split bringing the number of shares outstanding to 3,000,000 and adjusting the par value from .0001 to .00005.

     On December 15, 1999 the company paid an officer and director for services rendered with 2,000,000 shares of common stock.
     This brings the number of shares issued and outstanding to 5,000,000 shares as of December 31, 1999.


Note 5-
     Going Concern
     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company.


Note 6-
     Related Party Transactions
     The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest. A Company policy for handling such a conflict has not yet been formulated.


Note 7-
     Common Stock
     During the year ended December 31, 1999, the Company issued common stock to an officer in exchange for services performed totaling $20,000. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.


Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.



                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.

     (a) Directors and Executive Officers:

     Matthew Blansett, 35, has been President and a Director of the Company since its inception, and in October of 1999, he was appointed Secretary of the Company. Mr. Blansett has been teaching in the Desert Sands Unified School District since 1994. Mr. Blansett has taught language and technology-related courses, and has been involved with the school district's Language Assessment Team, its Technology Committee and its Technology Pilot Project. Mr. Blansett received his Bachelors of Arts in Education and Psychology from Central State University, Edmond, Oklahoma, in 1989. He has also completed the required course work for his Masters in Education, in Instructional Technology, from the California State University, at San Bernardino.

     Mr. Blansett has extensive education and experience in Internet service, web design and computer technology. He is currently employed full time as the "Technology Mentor for the Year 2000" of the Desert Sands Unified School District. His responsibilities include setup of each classroom within the district with Internet access, web page design for each teacher, Internet usage instruction for staff and students and classes on design and creation of web pages. Mr. Blansett presently devotes 20-40 hours per week, depending upon the needs of the Company, to furthering the business of the Company.

     During the past five years, none of the officers or directors of the Company has been subject to a bankruptcy petition, criminal conviction, or any order, judgment or decree, not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or found to be guilty of any securities laws infractions.

     (b) There are no significant employees who are not described as executives above, and there are no family relationships among directors, executive officers or any nominees to these positions.


Item 10.  Executive Compensation.


                                      SUMMARY COMPENSATION TABLE


Name and        Year   Salary($)    Bonus($)  Other      Restricted    Securities     LTIP      All
Principal                                     annual     stock awards  underlying     payouts   other
position                                      compensation             options/SARs   ($)       compen-
                                              (Medical)                (#)                      sation
                                                                                                ($)
 -----------------------------------------------------------------------------------------------------

Matthew         2000    12,000(1)   0         0           0            0              0         0
Blansett        1999    12,000(2)   0         0           0            0              0         0
(President,
Secretary &
Chairman)


The existing directors of the Company currently serve on a non-compensated basis.

     (1) Mr. Blansett has agreed to defer his salary, allowing it to accrue until the Company is able to generate sufficient cash flow funds to pay Mr. Blansett's salary.

     (2) During the year ended December 31, 1999, the Company issued 2,000,000 shares of Common Stock to Mr. Blansett in exchange for services performed totaling $20,000.



Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a) Security ownership of certain beneficial owners. The table below identifies any individual (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the small business issuer's voting securities:

Title of       Name and address         Amount and nature   Percentage
class          of beneficial            of beneficial       of class
               Owner                    ownership

Common         Matthew Blansett            2,400,000          48.0%
               30540 San Eljoy
               Cathedral City, CA  92234


     (b) Security ownership of management. The table below sets forth the ownership by all directors and nominees, each of the named executive officers of the Company, and all directors and executive officers of the registrant as a group.

Title of       Name and address         Amount and nature   Percentage
class          of beneficial            of beneficial       of class
               Owner                    ownership

Common         Matthew Blansett            2,400,000          48.0%
               30540 San Eljoy
               Cathedral City, CA  92234

Common         All Officers and
               Directors as a Group
               (two persons)               2,400,000          48.0%


     There are no agreements between or among any of the shareholders which would restrict the issuance of shares in a manner that would cause any change of control of the Company. There are no voting trusts, pooling arrangements or similar agreements in place between or among any of the shareholders, nor do the shareholders anticipate the implementation of such an agreement in the near term.


Item 12.  Certain Relationships and Related Transactions.

     Matthew Blansett (President, Secretary & Chairman) is presently the owner-operator of the business and owns 2,400,000 shares or 48.0% of the issued and outstanding stock. The salary for Mr. Blansett, $1,000 per month (deferred) was not established by arms-length negotiations and may not be equivalent to salaries of persons in similar positions in competitive companies. During the year ended December 31, 1999, the Company issued 2,000,000 shares of Common Stock to Mr. Blansett in exchange for services performed totaling $20,000. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

     During the preceding year, the Company conducted an offering under Rule 504, raising a total of $25,000 in cash. This offer was conducted by the officers of the company and no compensation was paid to them for the funds raised. Expenses of the offering were legal and accounting, and were satisfied from the proceeds of the offering in the amount of $4,000. Neither the law firm nor the accounting firm have any equity interest in the Company.


Item 13.  Exhibits and Reports on Form 8-K.

     None.




                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      CLARION INTERNET, INC.
                           (Registrant)


Date:  March 27, 2000         By:  /s/ Matthew Blansett
                                       Matthew Blansett
                                       President, Secretary
                                       and Chairman



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 27, 2000         By:  /s/ Matthew Blansett
                                       Matthew Blansett
                                       President, Secretary
                                       and Chairman