Form 10QSB
period 2000-03-31
CLARION INTERNET INC
filed 2000-05-12
CIK 1083962

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB

(Mark One)

     (X) Quarterly report pursuant to section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934
          For the Quarterly period ended March 31, 2000



     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition
          period from         to


                  Commission File No. 000-26605

                      CLARION INTERNET, INC.
-----------------------------------------------------------------
          (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                        33-0860027
(State or other Jurisdiction                        (IRS Employer
of Incorporation or Organization)             Identification No.)


 44489 Town Center Way, Suite D487, Palm Desert, California 92260
             (Address of Principal Executive Offices)


                          (760) 674-8859
                   (Issuer's Telephone Number)


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

            Yes [ ]   No  [ ]


               APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 5,000,000 shares as of March 31, 2000.

       TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited):

          Balance Sheet as of March 31, 2000

          Statement of Operations for the quarter ended
          March 31, 2000

          Statements of Cash Flows for the quarter ended
          March 31, 2000

Item 2.   Managements Discussion and Analysis or Plan of
          Operation


Part II.  Other Information
--------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                              PART I


     ITEM 1.   FINANCIAL STATEMENTS



                      CLARION INTERNET, INC.
                          Balance Sheet
                          March 31, 2000


                              ASSETS

                                           March 31
                                             2000

CURRENT ASSETS:
  Cash                                   $   8,796
                                         ----------

    TOTAL CURRENT ASSETS                 $   8,796
                                         ----------

OTHER ASSETS:                            $    0
                                         ----------

    TOTAL OTHER ASSETS                   $    0
                                         ----------

    TOTAL ASSETS                         $   8,796
                                         ==========


                      CLARION INTERNET, INC.
                          Balance Sheet
                          March 31, 2000


               LIABILITIES AND STOCKHOLDERS' EQUITY


                                          March 31
                                            2000

CURRENT LIABILITIES:

  Accounts Payable                      $    0

  Salaries Payable                      $  1,000

     TOTAL CURRENT LIABILITIES          $  1,000
                                        --------


                       STOCKHOLDERS' EQUITY


Common stock, $.00005 par value
Authorized 100,000,000 shares
Issued and Outstanding
  5,000,000 shares                      $    250

  Additional Paid-In Capital            $ 44,800

  Deficit Accumulated during
  Development stage                     $(37,254)

Total Stockholders' Equity              $  7,796
                                        --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $  8,796
                                        ========


                      CLARION INTERNET, INC.
                     Statement of Operations
              For three months ended March 31, 2000


                                        January 1, 2000 to
                                        March 31, 2000


REVENUE:

  Revenue from operations               $  0
                                        -------


Total Revenue                           $  0
                                        -------


EXPENSES:

  Accounting Fees                       $1,750

  Legal Fees                             2,722

  State Fees                               145

  Telephone                                366
                                        -------

Total Expenses                          $4,983
                                        -------

Net Income (loss)                      ($4,983)
                                        =======


                      CLARION INTERNET, INC.
                     Statements of Cash Flows
              For three months ended March 31, 2000


                                   For Period of
                                   January 1, 2000 to
                                   March 31, 2000
                                   ______________


CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                           $ (4,983)
Adjustments to reconcile
Net loss to net cash
Provided by operating
Activities.
Common stock issued for
Services                           $  0
                                   ---------

Changes in assets and
Liabilities:
  Increase in current
  Assets
  Increase in current
  liabilities                      $  0

Net cash used in
Operating activities               $  0
Cash Flows from
Investing Activities               $  0
Cash Flows from
Financing Activities
Issuance of common
Stock for cash                     $  0
                                   ---------
Net increase (decrease)
in cash                            $  0
Cash,
Beginning of period                $ 13,779
                                   ---------
Cash,
End of period                      $  8,796
                                   =========




     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION.

     (a) Plan of Operation.

     During the first quarter of 2000, the Company had no revenue from operations. At the beginning of the period, the Company had cash on hand of $13,779, reflecting a net loss of $4,983. The Company's net loss resulted from expenses for accounting fees, legal fees, office expense and telephone. As a result, the Company's Deficit Accumulated During Development Stage increased from $32,271 to $37,254, during the first quarter of 2000.

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

     The Company has already solicited clients for listing on its DesertYellowPages.com website, and has received tentative commitments from some of these businesses to list. The commitments are in the form of agreements to pay the proposed fees charged, with a first month's fee assessed upon sign-up, in addition to a one-time, associated charge for preparation and setup of the website listing. The Company has chosen not to collect these charges until the product is prepared and delivered to the customer, at which time the pre-agreed fees are due and payable, and the customer's information will be displayed on the website. None of these customers have been asked to pay as of March 31, 2000, because the site had not been formalized for purposes of displaying actual customer listings. Once DesertYellowPages.com is completed and prepared for commercial use, then these customers will constitute the initial listing resource and will provide immediate income for the Company. This will aid the Company in meeting its revenue goals, and will establish a cadre of satisfied customers, who should in turn refer clients to the site.

     Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand to meet its anticipated needs for working capital, capital expenditures and business expansion for the next six months of operations. The Company received revenue from sales during the month of April, 2000, and expects revenue to increase during the second and third quarters of 2000.



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

     None.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None.



                            SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of
1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                      CLARION INTERNET, INC.


Date:  May 11, 2000       By:  /s/ Matthew Blansett
                                   Matthew Blansett
                                   President, Secretary, Chairman