Form 10QSB
period 2000-06-30
CLARION INTERNET INC
filed 2000-08-11
CIK 1083962

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                     June 30, 2000
                                            ----------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from         to
                                               ----------- ---------
                        Commission file number 000-26605
                                               ---------

                             Clarion Internet, Inc.
                ------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

      Nevada                                              33-0860027
--------------------------------------------------------------------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                     Identification No.)

               44489 Town Center Way, #D487 Palm Desert, CA 92260
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (760) 674-8859
                            Issuer's telephone number


         (Former name, former address and former fiscal year, if changed since last report.)

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2000 5,000,000


Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ---

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Clarion Internet, Inc.
(Formerly a Development Stage Company)


           We have reviewed the accompanying balance sheet of Clarion Internet, Inc.(Formerly a Development Stage Company) as of June 30, 2000 and December 31, 1999, and the related statements of operations for the three and six months, and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

           We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

           Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                  Respectfully submitted



                                                  \s\ Robison, Hill & Co.
                                                  Certified Public Accountants

Salt Lake City, Utah
August 5, 2000

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                         June 30,   December 31,
                                                         --------    --------
                                                            2000        1999
                                                         --------    --------
ASSETS
   Cash ................................................ $  8,224    $ 13,779
                                                         ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable ..................................... $   --      $  1,000
  Accrued expenses .....................................    6,000        --
                                                         --------    --------

          Total Liabilities ............................    6,000       1,000
                                                         --------    --------

Stockholders' Equity ...................................     --          --
Common stock (par value $.00005), 100,000,000 shares
  authorized, issued 5,000,000 shares at June 30,
  2000 and December 31, 1999 ...........................      250         250
Paid-In Capital ........................................   44,800      44,800
Retained Deficit .......................................   (5,572)       --
Deficit accumulated during development stage ...........  (37,254)    (32,271)
                                                         --------    --------

          Total Stockholders' Equity ...................    2,224      12,779
                                                         --------    --------

          Total Liabilities and Stockholders' Equity ... $  8,224    $ 13,779
                                                         ========    ========









                 See accompanying notes and accountants' report

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)






                                  For the Three Months     For the Six Months
                                         Ended                   Ended
                                        June 30,                June 30,
                                 ----------------------  ----------------------
                                    2000        1999        2000         1999
                                 ----------  ----------  ----------  ----------
Revenues ..................           4,700   $    --    $    4,700  $      --
                                 ----------  ----------  ----------  ----------

Expenses
  Selling, general and
    administrative expenses          10,272       3,200      15,255       3,200
                                 ----------  ----------  ----------  ----------

Operating Loss ............            --          --          --          --


Loss before taxes
Income taxes ..............            --          --          --          --
                                 ----------  ----------  ----------  ----------

       Net Loss ...........      $   (5,572) $   (3,200) $  (10,555) $   (3,200)
                                 ==========  ==========  ==========  ==========


Per Share Amounts
Net Loss ..................      $     --    $     --    $     --    $     --
                                 ==========  ==========  ==========  ==========

Weighted Average Shares
Outstanding ...............       5,000,000   3,000,000   5,000,000   3,000,000











                 See accompanying notes and accountants' report

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                      For the six months ended
                                                               June 30,
                                                        -----------------------
                                                          2000          1999
                                                        ---------     ---------
Cash Flows from Operating Activities:
    Net Loss ....................................       $ (10,555)    $  (3,200)
    Increase (Decrease) in Accounts Payable .....          (1,000)          980
    Increase (Decrease) in Accrued Expenses .....           6,000          --
                                                        ---------     ---------
        Net cash used in operating activities ...          (5,555)       (2,220)
                                                        ---------     ---------

Cash Flows from Investing Activities:
        Net cash provided by investing activities            --            --
                                                        ---------     ---------

Cash Flows from Financing Activities:
    Issuance of Common Stock ....................            --          21,000
                                                        ---------     ---------
         Net cash provided by
         financing activities ...................            --          21,000
                                                        ---------     ---------

Net change in cash and cash equivalents .........          (5,555)       18,780
Cash and cash equivalents
at beginning of period ..........................          13,779          --
                                                        ---------     ---------

Cash and cash equivalents at end of period ......       $   8,224     $  18,780
                                                        =========     =========

Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the year for:
        Interest ................................        $   --        $   --
        Franchise and income taxes ..............        $   --        $   --

Supplemental Disclosure of Non-Cash Investing and Financing Activities: None




                 See accompanying notes and accountants' report

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED June 30, 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Organization and Basis of Presentation

           The Company was incorporated under the laws of the state of Nevada on January 8, 1999.

Nature of Business

           The Company is in the development stage of offering a desert Internet directory of Coachella Valley businesses. The Company's website, which is under development and not yet fully functional, will provide listings of local businesses in an electronic Internet "yellow pages" - type directory providing an easily-accessible, high exposure Internet presence to small and growing businesses through its website at "www.DesertYellowPages.com".

Cash and Cash Equivalents

           For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED June 30, 2000 (continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

           The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                    Per-Share
                               Income                Shares           Amount
                               ------                ------           ------
                             (Numerator)           (Denominator)

                                   For the three months ended June 30, 2000
Basic Loss per Share
Loss to common shareholders $         (5,572)         5,000,000   $         --
                            ================  =================   ==============

                                   For the six months ended June 30, 2000
Basic Loss per Share
Loss to common shareholders $        (10,555)         5,000,000   $         --
                            ================  =================   ==============

                                    For the three months ended June 30, 1999
Basic Loss per Share
Loss to common shareholders $         (3,200)         3,000,000   $         --
                            ================  =================   ==============

                                    For the six months ended June 30, 1999
Basic Loss per Share
Loss to common shareholders $         (3,200)         3,000,000   $         --
                            ================  =================   ==============

           The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

NOTE 2 - INCOME TAXES

           As of June 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $42,000 that may be offset against future taxable income through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements,

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED June 30, 2000 (continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES (Continued)

because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - GOING CONCERN

           The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is continuing to produce revenue and is seeking additional sales. Until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company.

NOTE 4 - COMMITMENTS

           As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company filed a report on Form 8-K on July 14, 2000 reporting the appointment of Robison, Hill & Co. as new auditors.

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CLARION INTERNET, INC.
                             -----------------------
                                  (Registrant)





DATE: August 7, 2000                            By:  /s/
     ---------------------                          ----
                                                Matthew Blansett, CEO/President
                                                (Principal Financial and
                                                Accounting Officer)