Form 10QSB
period 2000-09-30
CLARION INTERNET INC
filed 2000-11-14
CIK 1083962

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:   September 30, 2000
                                       ----------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

       For the transition period from                to
                                        -------------   -----------------
       Commission file number                     000-26605
                                        ----------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2000 5,000,000
                                                    ----------------------------

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Clarion Internet, Inc.
(Formerly a Development Stage Company)


     We have reviewed the accompanying balance sheet of Clarion Internet, Inc. (Formerly a Development Stage Company) as of September 30, 2000 and December 31, 1999, and the related statements of operations for the three and nine months, and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                                  Respectfully submitted



                                                  \s\ Robison, Hill & Co.
                                                  Certified Public Accountants

Salt Lake City, Utah
November 13, 2000

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                      September 30, December 31,
                                                             2000        1999
                                                           --------    --------
ASSETS
   Cash ................................................   $ 11,874    $ 13,779
                                                           ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .....................................   $    500    $  1,000
  Accrued expenses .....................................      6,000        --
                                                           --------    --------

          Total Liabilities ............................      6,500       1,000
                                                           --------    --------

Stockholders' Equity ...................................       --          --
Common stock (par value $.00005), 100,000,000 shares
  authorized, issued 5,000,000 shares at June 30,
  2000 and December 31, 1999 ...........................        250         250
Paid-In Capital ........................................     44,800      44,800
Retained Deficit .......................................    (39,676)    (32,271)
                                                           --------    --------

          Total Stockholders' Equity ...................      5,374      12,779
                                                           --------    --------

          Total Liabilities and Stockholders' Equity ...   $ 11,874    $ 13,779
                                                           ========    ========
















                 See accompanying notes and accountants' report

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)






                             For the Three Months        For the Nine Months
                                     Ended                     Ended
                                  September 30,             September 30,
                             -----------------------   -----------------------
                                2000         1999         2000          1999
                             ----------   ----------   -----------   ---------
Revenues ..................  $    4,000   $     --     $     8,700   $    --
                             ----------   ----------   -----------   ---------

Expenses
  Selling, general and
    administrative expenses         850          994        16,105       4,194
                             ----------   ----------   -----------   ---------

Operating Income (Loss) ...       3,150         (994)       (7,405)     (4,194)


Income (Loss) before taxes        3,150         (994)       (7,405)     (4,194)
Income taxes ..............        --           --            --          --
                             ----------   ----------   -----------   ---------

       Net Income (Loss) ..  $    3,150   $     (994)  $    (7,405)$    (4,194)
                             ==========   ==========   ===========   =========


Per Share Amounts
Net Loss ..................  $     --     $     --     $      --     $    --
                             ==========   ==========   ===========   =========

Weighted Average Shares
Outstanding ...............   5,000,000    3,000,000     5,000,000   3,000,000















                 See accompanying notes and accountants' report

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                  For the nine months ended
                                                       September 30,
                                                   ----------------------
                                                      2000        1999
                                                   ---------    --------
Cash Flows from Operating Activities:
    Net Loss ....................................  $  (7,405)   $ (4,194)
    Increase (Decrease) in Accounts Payable .....       (500)      1,000
    Increase (Decrease) in Accrued Expenses .....      6,000        --
                                                   ---------    --------
        Net cash used in operating activities ...     (1,905)     (3,194)
                                                   ---------    --------

Cash Flows from Investing Activities:
        Net cash provided by investing activities       --          --
                                                   ---------    --------

Cash Flows from Financing Activities:
    Issuance of Common Stock ....................       --        21,000
                                                   ---------    --------
         Net cash provided by
         financing activities ...................       --        21,000
                                                   ---------    --------

Net change in cash and cash equivalents .........     (1,905)     17,806
Cash and cash equivalents
at beginning of period ..........................     13,779        --
                                                   ---------    --------

Cash and cash equivalents at end of period ......  $  11,874    $ 17,806
                                                   =========    ========

Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the year for:
        Interest ................................  $   --     $   --
        Franchise and income taxes ..............  $   --     $   --

Supplemental Disclosure of Non-Cash Investing and Financing Activities: None






                 See accompanying notes and accountants' report

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

Concentrations of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:


                                                            Per-Share
                                 Income        Shares         Amount
                                 ------        ------         ------
                               (Numerator)  (Denominator)

                               For the three months ended September 30, 2000
Basic Income per Share
Income to common shareholders  $     3,150       5,000,000   $        -
                               ===========  ==============   ==========

                               For the nine months ended September 30, 2000
Basic Loss per Share
Loss to common shareholders    $    (7,405)      5,000,000   $        -
                               ===========  ==============   ==========


                               For the three months ended September 30, 1999

Basic Loss per Share
Loss to common shareholders    $      (994)      3,000,000   $        -
                               ===========  ==============   ==========


                               For the nine months ended September 30, 1999

Basic Loss per Share
Loss to common shareholders    $    (4,194)      3,000,000   $        -
                               ===========  ==============   ==========

     The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2000 and 1999 and are thus not considered.

NOTE 2 - INCOME TAXES

     As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $39,000 that may be offset against future taxable income through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements,

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (continued)
                                   (Unaudited)

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

NOTE 4 - COMMITMENTS

     As of September 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company has not filed a Form 8-K during the three months ended September 30,2000.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CLARION INTERNET, INC.
                             -----------------------
                                  (Registrant)





DATE: November 13, 2000                     By:  /s/
     ----------------------
                                            Matthew Blansett, CEO/President
                                            (Principal Financial and
                                            Accounting Officer)