Form 10KSB
period 2000-12-31
CLARION INTERNET INC
filed 2001-03-30
CIK 1083962

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)


       [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

       [ ] Transition report under Section 13 or 15(d) of the  Securities
           Exchange Act of 1934 For the transition period from ------------ to ------------.

           Commission file number:  000-26605


                             CLARION INTERNET, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



       Nevada                                            33-0860027
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

               44489 Town Center Way, #D487 Palm Desert, CA 92260
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (760) 342-8040
                             ----------------------
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X .

At December 31, 2000, the aggregate market value of all shares of voting stock held by non- affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2000, was as follows: Common Stock $.00005 par value, 5,250,000 shares.

Total revenues for fiscal year ended December 31, 2000: $8,700

At December 31, 2000, the number of shares of common stock outstanding was 5,250,000.

Transitional Small Business Disclosure Format (check one): Yes  ; No X

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

     Clarion Internet, Inc., a Nevada corporation (the "Company") was incorporated on January 8, 1999. The Company is in the business of offering an easily-accessible, high exposure Internet presence to small and growing businesses through its electronic Internet directory website located at "www.DesertYellowPages.com". Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be assessed in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet.

     Such risks include, without limitation, the lack of broad acceptance of the company's products and services on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant e-Commerce-based revenues from Internet customers, the Company's inability to anticipate and adapt to a developing market, the failure of the Company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the Company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction and development of different or more extensive Internet directories by direct and indirect competitors of the Company, inc luding those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its website, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

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

DesertYellowPages.com


     The Company's business is in developing a single point of contact, one-stop operation for the creation of an Internet presence. The Company will target, in particular, those existing, not- on-line "legacy" companies, i.e., companies having older equipment or no web presence. Such businesses are often aware of the Internet but do not have an understanding of how to apply and use the Internet as a business tool. Clarion Internet is in the development stage of offering a desert Internet directory of Coachella Valley businesses. The Company's website, which is under development and not yet functional, will provide listings of local businesses in an electronic Internet "yellow pages"-type directory, allowing them to showcase their products and services, provide contact information and, if desired, links to additional web pages, designed and/or hosted by Clarion for an additional fee. This means that business owners will be able to come to a single source, Clarion, to receive all the help necessary to advertise and provide exposure for their business, and, if desired, to build and maintain a company website.

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

     Although the Internet industry is extremely competitive, there are few local Internet- related service providers in the Coachella Valley, where the Company is located, and still fewer providers geared towards small and expanding businesses. There are currently only three local Internet Service Providers in the Company's general vicinity and approximately one dozen web design firms. Clarion Internet is in the process of developing a "Desert Yellow Pages" to be available on the Internet. This listing service will be presented in a electronic Internet "yellow pages"-type directory allowing businesses to list their services and products and contact information, as well as links to other hosted web pages for their particular business. No such service is currently provided in the Company's locale, and as such, the Company's potential for expansion is great. The Company has already contacted several businesses and received commitments for listing on the Company's Internet "Desert Yellow Pages".

Government Regulation

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

Employees

     The Company's only employee at the present time is its sole officer and director, who will devote as much time as he determines is necessary to carry out the affairs of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has a working agreement with the Company president to share use of 600 square feet of office space, telephones and secretarial services supplied on a gratis basis.

ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     There has been no public trading market for the Company's common stock. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Financial Statements and notes thereto.

OPERATIONS

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



LIQUIDITY AND CAPITAL RESOURCES

     Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand to meet its anticipated needs for working capital, capital expenditures and business expansion.

RESULTS OF OPERATIONS

     During the period from January 1, 2000 to December 31, 2000, the Company had revenues from operations of $8,700. At the beginning of the year, the Company had cash on hand of $13,779. At the end of the year the Company's cash on hand was $8,251. The Company's Retained Deficit increased from $32,271 to $45,249 during the period from January 1, 2000 to December 31, 2000. The increase in the Company's deficit is a result from expenses for accounting fees, rent, office expense and telephone.

Need for Additional Financing

     The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately two years.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

     The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

FORWARD LOOKING STATEMENT

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.









                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Directors and Executive Officers.

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

     The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.
Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION

     The existing directors of the Company currently serve on a non-compensated basis. Mr. Blansett has agreed to defer his salary, allowing it to accrue until the Company is able to generate sufficient cash flow funds to pay Mr. Blansett's salary.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 5,250,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2000 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them. # of

Name and Address                   Nature of          Shares
of Beneficial Owners               Ownership          Owned          Percent
Directors


Directors and Executive Officers


Matthew Blansett                    Common            2,650,000       50.00

All Executive Officers and

Directors as a Group (2
persons)                            Direct            2,650,000         50.00%
                                    Options           None              None %
                                    Total             2,650,000         50.00 %

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Matthew Blansett (President, Secretary & Chairman) is presently the owner-operator of the business and owns 2,650,000 shares or 50.0% of the issued and outstanding stock. The salary for Mr. Blansett, $1,000 per month (deferred) was not established by arms-length negotiations and may not be equivalent to salaries of persons in similar positions in competitive companies. During the year ended December 31, 2000, the Company issued 250,000 shares of Common Stock to Mr. Blansett in exchange for services performed totaling $1,000. The dollar amounts assigned to such transactions have been recorded at the fair value of the services received, because the fair value of the services received was more evident than the fair value of the stock surrendered.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


           (a)       EXHIBITS


           The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:


           Exhibit No.         Exhibit


           *3                  Articles of Incorporation


           *3.2                Bylaws


           *3.1                Amended Articles of Incorporation




           (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated July 6, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARION INTERNET, INC.

By:   /s/ Matthew Blansett
      Matthew Blansett
      President, Chief Finance Officer and
      Director
Date: March 29, 2001

                             CLARION INTERNET, INC.
                     (Formerly a Development Stage Company)

                                       -:-


                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2000 AND 1999

                                    CONTENTS


                                                                          Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  December 31, 2000 and 1999...............................................F - 2

Statements of Operations for the
  Years Ended December 31, 2000 and 1999...................................F - 3

Statement of Stockholders' Equity for the
   Years Ended December 31, 2000 and 1999..................................F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2000 and 1999...................................F - 5

Notes to Financial Statements..............................................F - 6

                          INDEPENDENT AUDITOR'S REPORT



Clarion Internet, Inc.
(Formerly a Development Stage Company)

     We have audited the accompanying balance sheet of Clarion Internet, Inc. (formerly a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarion Internet, Inc. (formerly a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the two years ended December 31, 2000 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $12,978 for 2000 and $32,271 for 1999. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             Respectfully submitted



                                             /s/ ROBISON, HILL & CO
                                             Certified Public Accountants

Salt Lake City, Utah
March 19, 2001

                             CLARION INTERNET, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS





                                                           December 31,
                                                      --------------------------
                                                           2000            1999
                                                       --------        --------

 Assets:
     Cash ......................................       $  8,251        $ 13,779
                                                       ========        ========

Liabilities:
     Accounts Payable ..........................       $    250        $  1,000
     Accrued Expenses ..........................          2,377            --
                                                       --------        --------

      Total Liabilities ........................          2,627           1,000
                                                       --------        --------
Stockholders' Equity:
  Common Stock, Par value $.00005
    Authorized 100,000,000 shares,
    Issued 5,250,000 shares at
    December 31, 2000 and 1999 .................            263             250
  Paid-In Capital ..............................         50,610          44,800
  Retained Deficit .............................        (45,249)        (32,271)
                                                       --------        --------

     Total Stockholders' Equity ................          5,624          12,779
                                                       --------        --------

     Total Liabilities and
       Stockholders' Equity ....................       $  8,251        $ 13,779
                                                       ========        ========

                                                       ========        ========















                 The accompanying notes are an integral part of
                          these financial statements.

                             CLARION INTERNET, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS







                                                             For the year ended
                                                                December 31,
                                                      --------------------------
                                                            2000           1999
                                                         -------        -------
Revenues: ........................................       $ 8,700         $  --

General and Administrative Expenses: .............        21,678         32,271
                                                         -------        -------

     Net Loss ....................................       (12,978)       (32,271)
                                                         =======        =======

Basic & Diluted loss per share ...................        $ --           $  --
                                                         =======        =======



























                 The accompanying notes are an integral part of
                          these financial statements.

                             CLARION INTERNET, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999






                                           Common Stock          Paid-In      Retained
                                       Shares      Par Value     Capital      Deficit
                                       ----------  -----------   ----------   ------------
January 8, 1999 (inception)
Issuance of stock for services and    5,000,000   $   250           44,800             -

Net Loss                                       -        -               -       (32,271)
                                      ------------ ---------   --------------  -----------

Balance at December 31, 1999         5,000,000        250           44,800      (32,271)

October 2000
Issuance of stock for services and
payment of Accounts Payable            250,000          13              987             -

Capital contributed by Shareholder           -         -              4,823             -
Net Loss                                     -         -               -        (12,978)
                                      ------------  ----------    -------------   --------

Balance at December 31, 2000          5,250,000   $   263         $  50,610   $ (45,249)
                                     ============  ===========    ===========   ==========






















                   The accompanying notes are an integral part
                         of these financial statements.

                             CLARION INTERNET, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS





                                                    For the years ended
                                                       December 31,
                                                  ------------------------
                                                    2000        1999
                                                    ----        ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ........................................  $(12,978)  $(32,271)
Common Stock Issued for Services ................     1,000     20,000
Increase (Decrease) in Accounts Payable .........      (750)     1,000
Increase (Decrease) in Accrued Expenses .........     2,377       --
                                                      ----        ----
  Net Cash Used in operating activities .........   (10,351)   (11,271)
                                                      ----        ----

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by
  investing activities ..........................      --         --
                                                       ----        ----

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital Contributed by Shareholder ..............     4,823       --
Issuance of Common Stock for Cash ...............      --       25,050
                                                      ----          ----
  Net Cash Provided by Financing Activities .....     4,823     25,050
                                                     ----           ----

Net (Decrease) Increase in
  Cash and Cash Equivalents .....................    (5,528)    13,779
Cash and Cash Equivalents
  at Beginning of Period ........................    13,779       --
                                                     ----          ----
Cash and Cash Equivalents
  at End of Period ..............................  $  8,251  $ 13,779
                                                      ====         ====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................  $    --     $     --
  Franchise and income taxes ....................  $    200    $     --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None



                 The accompanying notes are an integral part of
                          these financial statements.

                             CLARION INTERNET, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Clarion Internet, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on January 8, 1999. The Company was in the development stage from 1999 to 2000.

Nature of Business

     The company was formed for the purpose of offering a desert Internet directory of Coachella Valley business. The Company's website, which is under development and not yet fully functional, will provide listings of local businesses in an electronic Internet "yellow pages" - type directory providing an easily accessible, high exposure Internet presence to small and growing businesses through its website at "www.DesertYellowPages.com".

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

                             CLARION INTERNET, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                       Per-Share
                                     Income            Shares           Amount
                                     ------            ------           ------
                                     (Numerator)       Denominator)

                                          For the year ended December 31, 2000
Basic Loss per Share
Loss to common shareholders        $  (12,978)       5,052,740       $        -
                                   ============  ================   ============

                                           For the year ended December 31, 1999
Basic Loss per Share
Loss to common shareholders        $  (32,271)       5,000,000        $      -
                                   ============  ==================   ==========

     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2000 and 1999 and are thus not considered.
Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

     As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $45,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                             CLARION INTERNET, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)



NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company.

NOTE 4 - COMMITMENTS

     As of December 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

     On October 25, 1999 the Company authorized a 2 for 1 stock split, changed the authorized number of shares to 3,000,000 and the par vale to $.00005 for the Company' common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.

NOTE 6 - STOCK ISSUED

     On December 15, 1999 the Company paid an officer and director for services rendered with 2,000,000 shares of common stock. This brings the number of shares issued and outstanding to 5,000,000 shares as of December 31, 1999.

     During October of 2000 the Board of Directors authorized the issuance of 250,000 shares of stock to unrelated parties as payment of services.