Form 10QSB
period 2001-03-31
CLARION INTERNET INC
filed 2001-05-21
CIK 1083962

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001.

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

           Nevada                                                33-0860027
-------------------------------------------------------------------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

               44489 Town Center Way, #D487 Palm Desert, CA 92260
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (760) 342-8040
                            Issuer's telephone number


     (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 5,000,000


     Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Clarion Internet, Inc.

           We have reviewed the accompanying balance sheet of Clarion Internet, Inc. as of March 31, 2001 and December 31, 2000, and the related statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   \s\ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 9, 2001

                             CLARION INTERNET, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                          March 31, December 31,
                                                             2001        2000
                                                           --------    --------
ASSETS
   Cash ................................................   $  8,251    $  8,251
                                                           ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .....................................   $    250    $    250
  Accrued expenses .....................................      2,377       2,377
                                                           --------    --------

          Total Liabilities ............................      2,627       2,627
                                                           --------    --------

Stockholders' Equity
Common stock (par value $.00005), 100,000,000 shares
authorized, issued 5,000,000 shares at March 31, 2001
and December 31, 2000 ..................................        263         263
Paid-In Capital ........................................     50,610      50,610
Retained Deficit .......................................    (45,249)    (45,249)
                                                           --------    --------

          Total Stockholders' Equity ...................      5,624       5,624
                                                           --------    --------

          Total Liabilities and Stockholders' Equity ...   $  8,251    $  8,251
                                                           ========    ========









                 See accompanying notes and accountants' report

                             CLARION INTERNET, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)






                                                           For the Three Months
                                                                Ended
                                                               March 31,
                                                        -----------------------
                                                           2001         2000
                                                        ----------   ----------

Revenues ............................................   $     --     $     --
                                                        ----------   ----------

Expenses
  Selling, general and
  administrative expenses ...........................         --          4,983
                                                        ----------   ----------

Operating Income (Loss) .............................         --         (4,983)


Income (Loss) before taxes ..........................         --           --
Income taxes ........................................         --           --
                                                        ----------   ----------

       Net Income (Loss) ............................   $     --     $   (4,983)
                                                        ==========   ==========

Basic & Diluted loss per share ......................   $     --     $     --
                                                        ==========   ==========













                 See accompanying notes and accountants' report

                             CLARION INTERNET, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                      For the Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
Cash Flows from Operating Activities:
    Net Loss ..........................................    $   --      $ (4,983)
    Increase (Decrease) in Accounts Payable ...........        --          --
    Increase (Decrease) in Accrued Expenses ...........        --          --
                                                           --------    --------
        Net cash used in operating activities .........        --        (4,983)
                                                           --------    --------

Cash Flows from Investing Activities:
        Net cash provided by investing activities .....        --          --
                                                           --------    --------

Cash Flows from Financing Activities:
    Issuance of Common Stock ..........................        --          --
                                                           --------    --------
         Net cash provided by
         financing activities .........................        --          --
                                                           --------    --------

Net change in cash and cash equivalents ...............        --        (4,983)
Cash and cash equivalents
at beginning of period ................................       8,251      13,779
                                                           --------    --------

Cash and cash equivalents at end of period ............    $  8,251    $  8,796
                                                           ========    ========

Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the year for:
        Interest ......................................    $   --      $   --
        Franchise and income taxes ....................    $   --      $   --

Supplemental Disclosure of Non-Cash Investing and Financing Activities: None







                 See accompanying notes and accountants' report

                             CLARION INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, is not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Organization and Basis of Presentation

           The Company was incorporated under the laws of the State of Nevada on January 8, 1999. The Company was in the development stage from 1999 to 2000.

Nature of Business

           The company was formed for the purpose of offering a desert Internet directory of Coachella Valley business. The Company's website, which is under development and not yet fully functional, will provide listings of local businesses in an electronic Internet "yellow pages" - type directory providing an easily accessible, high exposure Internet presence to small and growing businesses through its website at "www.DesertYellowPages.com."

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

                             CLARION INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

           The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:


                                                                     Per-Share
                                            Income      Shares        Amount
                                            ------      ------        ------
                                         (Numerator) (Denominator)

                                       For the Three Months Ended March 31, 2001
Basic Income per Share
Income to common shareholders            $      --      5,000,000   $      --
                                         ===========  ===========   ===========

                                       For the Three Months Ended March 31, 2000
Basic Loss per Share
Loss to common shareholders              $    (4,983)   5,000,000   $      --
                                         ===========  ===========   ===========


           The effect of outstanding common stock equivalents are anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

NOTE 2 - INCOME TAXES

           As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $45,000 that may be offset against future taxable income through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                             CLARION INTERNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)


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

NOTE 4 - COMMITMENTS

           As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

    This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations

           For the quarter ended March 31, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

           The Company had no sales or sales revenues for the three months ended March 31, 2001 or 2000. The Company had no costs of sales revenues for the three months ended March 31, 2001 or 2000. The Company had general and administrative expenses of $0 for the three month period ended March 31, 2001 and $4,983 for the same period in 2000.

           The Company recorded net loss of $0 for the three months ended March 31, 2001 compared to $4,983 loss for the same period in 2000.

Capital Resources and Liquidity

           At March 31, 2001, the Company had total current assets of $8,251 and total assets of $8,251 as compared to $8,251 current assets and $8,251 total assets at December 31, 2000. The Company had a net working capital of $5,624 and $5,624 at March 31, 2001 and December 31, 2000.

           Net stockholders' equity in the Company was $5,624 and $5,624 as of March 31, 2001 and December 31, 2000.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company has not filed a Form 8-K during the three months ended March 31,2001.

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CLARION INTERNET, INC.
                             -----------------------
                                  (Registrant)





DATE: May 18, 2001                              By:  /s/        Matthew Blansett
     -------------                                 ----------------------------
                                                Matthew Blansett, CEO/President
                                                (Principal Financial and
                                                Accounting Officer)