Form 10QSB
period 2001-06-30
CLARION INTERNET INC
filed 2001-08-20
CIK 1083962

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ------------ to ------------.

                        Commission file number 000-26605
                                            ---------------

                             Clarion Internet, Inc.
   ---------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Nevada                                                33-0860027
--------------------------------------------------------------------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

               44489 Town Center Way, #D487 Palm Desert, CA 92260
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (760) 342-8040
                            Issuer's telephone number


      (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2001 5,000,000


      Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Clarion Internet, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheet of Clarion Internet, Inc. (A Development Stage Company) as of June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                           Respectfully submitted



                                           \s\ Robison, Hill & Co.
                                           ------------------------------------
                                           Certified Public Accountants

Salt Lake City, Utah
August 16, 2001

                             CLARION INTERNET, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                             ------------------  ------------------
ASSETS
   Cash                                                                      $            6,703  $            8,251
                                                                             ==================  ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable                                                           $              650  $              250
  Accrued expenses                                                                            -               2,377
                                                                             ------------------  ------------------

          Total Liabilities                                                                 650               2,627
                                                                             ------------------  ------------------

Stockholders' Equity
Common stock (par value $.00005), 100,000,000 shares
authorized, issued 5,000,000 shares at June 30, 2001
and December 31, 2000                                                                       263                 263
Paid-In Capital                                                                          52,987              50,610
Retained Deficit                                                                        (45,249)            (45,249)
Deficit Accumulated During the
    Development Stage                                                                    (1,948)                  -
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                      6,053               5,624
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $            6,703  $            8,251
                                                                             ==================  ==================







                 See accompanying notes and accountants' report

                             CLARION INTERNET, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                                                      Cumulative
                                                                                                        since
                                                                                                      January 1,
                                     For the Three Months               For the Six Months               2001
                                            Ended                              Ended                 inception of
                                           June 30,                          June 30,                development
                              ---------------------------------- ---------------------------------
                                    2001              2000             2001             2000            stage
                              ----------------- ---------------- ----------------- --------------------------------

Revenues                      $            --   $           --   $            --   $          --   $           --
                              ----------------- ---------------- ----------------- --------------- ----------------

Expenses
  Selling, general and
  administrative expenses                 1,948           10,272             1,948          15,255           (1,948)
                              ----------------- ---------------- ----------------- --------------------------------

Operating Loss                           (1,948)         (10,272)           (1,948)        (15,255)          (1,948)
                              ----------------- ---------------- ----------------- --------------- ----------------

Other Income (Expense)                        -            4,700                 -           4,700                -
                              ----------------- ---------------- ----------------- --------------- ----------------

Loss before taxes                        (1,948)          (5,572)           (1,948)        (10,555)          (1,948)
Income taxes                                  -                -                 -               -                -
                              ----------------- ---------------- ----------------- --------------- ----------------

       Net Income (Loss)      $          (1,948)$         (5,572)$          (1,948)$       (10,555)$         (1,948)
                              ================= ================ ================= =============== ================

Basic & Diluted loss
Per Share                     $            --   $           --   $            --   $          --
                              ================= ================ ================= ===============









                 See accompanying notes and accountants' report

                             CLARION INTERNET, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                              Cumulative
                                                                                                 since
                                                                                              January 1,
                                                                                                 2001
                                                           For the Six Months Ended          inception of
                                                                   June 30,                   development
                                                      -----------------------------------
                                                            2001              2000               stage
                                                      ----------------- -----------------  -----------------
Cash Flows from Operating Activities:
    Net Loss                                          $          (1,948)$         (10,555) $          (1,948)
    Increase (Decrease) in Accounts Payable                         400            (1,000)               400
    Increase (Decrease) in Accrued Expenses                      (2,377)            6,000             (2,377)
                                                      ----------------- -----------------  -----------------
        Net cash used in operating activities                    (3,925)           (5,555)            (3,925)
                                                      ----------------- -----------------  -----------------

Cash Flows from Investing Activities:
        Net cash provided by investing activities                     -                 -                  -
                                                      ----------------- -----------------  -----------------

Cash Flows from Financing Activities:
    Capital Contributed by Shareholder                            2,377                                2,377
    Issuance of Common Stock                                          -                 -                  -
                                                      ----------------- -----------------  -----------------
         Net cash provided by
         financing activities                                     2,377                 -              2,377
                                                      ----------------- -----------------  -----------------

Net change in cash and cash equivalents                          (1,548)           (5,555)            (1,548)
Cash and cash equivalents
at beginning of period                                            8,251            13,779              8,251
                                                      ----------------- -----------------  -----------------

Cash and cash equivalents at end of period            $           6,703 $           8,224  $           6,703
                                                      ================= =================  =================

Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the year for:
        Interest                                      $            --   $            --    $            --
        Franchise and income taxes                    $            --   $            --    $            --

Supplemental Disclosure of Non-Cash
Investing and Financing Activities: None

                 See accompanying notes and accountants' report

                             CLARION INTERNET, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Clarion Internet, Inc. (A Development Stage Company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2001 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on January 8, 1999. The Company is in the development stage as of January 1, 2001, and has not commenced planned principal operations.

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

                             CLARION INTERNET, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)


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

Loss per Share

         The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the Three Months Ended June 30, 2001
Basic Income per Share
Income to common shareholders                           $          (1,948)            5,000,000  $            --
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended June 30, 2000
Basic Loss per Share
Loss to common shareholders                             $           (5,572)           5,000,000  $            --
                                                        ==================  ===================  ==================

                                                                  For the Six Months Ended June 30, 2001
Basic Income per Share
Income to common shareholders                           $          (1,948)            5,000,000  $            --
                                                        ==================  ===================  ==================

                                                                  For the Six Months Ended June 30, 2000
Basic Loss per Share
Loss to common shareholders                             $          (10,555)           5,000,000  $            --
                                                        ==================  ===================  ==================

         The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

                             CLARION INTERNET, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

NOTE 2 - INCOME TAXES


         As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $47,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations

         For the quarter ended June 30, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The Company had $0 in revenues for the six months ended June 30, 2001 and $4,700 in revenues for the same period in 2000. The Company had no costs of sales revenues for the six months ended June 30, 2001 or 2000. The Company had general and administrative expenses of $1,984 for the six month period ended June 30, 2001 and $15,255 for the same period in 2000.


         The Company recorded net loss of $1,984 for the six months ended June 30, 2001 compared to $10,555 loss for the same period in 2000.


Capital Resources and Liquidity

         At June 30, 2001, the Company had total current assets of $6,703 and total assets of $6,703 as compared to $8,251 current assets and $8,251 total assets at December 31, 2000. The Company had a net working capital of $6,053 and $5,624 at June 30, 2001 and December 31, 2000.


         Net stockholders' equity in the Company was $6,053 and $5,624 as of June 30, 2001 and December 31, 2000.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

         On April 10, 2001, the Company accepted Matthew Blansett's resignation from his positions. Effective August 1, 2001, Gina Zapara is the new Corporate Secretary and Sole director.

Item 6.  Exhibits and Reports on Form 8-K

         The Company has not filed a Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CLARION INTERNET, INC.
                             -----------------------
                                  (Registrant)





DATE: August 20, 2001                       By:  /s/        Gina Zapara
     ----------------                          -------------------------------
                                                 Gina Zapara,
                                                (Principal Financial and
                                                 Accounting Officer)